Form 10-K
period 2006-12-31
Origen Manufactured Housing Contract Trust Collateralized Notes, Series 2006-A
filed 2007-03-27
CIK 1371666

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2006
                                       OR
[ ]     TRANSITION REPORT  PURSUANT TO  SECTION  13 OR 15(d) OF  THE  SECURITIES
        EXCHANGE ACT OF 1934 for the transition period from           to

                                        Commission File Number: 333-117573-04

                      ORIGEN RESIDENTIAL SECURITIES, INC.
             (Exact name of registrant as specified in its charter)

                ORIGEN MANUFACTURED HOUSING CONTRACT TRUST 2006-A
                                (Issuing Entity)

                       ORIGEN RESIDENTIAL SECURITIES, INC.
              (Exact name of Depositor as specified in its charter)

                             ORIGEN FINANCIAL L.L.C.
               (Exact name of Sponsor as specified in its charter)

         DELAWARE                                            20-1370314
State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization                            Identification No.)

27777 South Franklin Road, Suite 1700
Southfield, Michigan                                            48034
(Address of Principal Executive Offices)                      (Zip Code)

       Registrant's telephone number, including area code:  (248) 644-5595

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12-b-2 of the Exchange Act.

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. Not Applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Not Applicable.

                      DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1 Any annual report to security holders; (2) Any proxy information statement; and, (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders
for fiscal year ended date December 24, 1980).    None

PART I

Item 1.  Business.

         Not Applicable.

Item 1A. Risk Factors.

         Not Applicable.

Item 1B. Unresolved Staff Comments.

         None.

Item 2.  Properties.

         Not Applicable.

Item 3.  Legal Proceedings.

         Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

         There   is  currently   no   established   secondary   market  for  the
         certificates known to the Registrant. As of December 31, 2006, the number of holders of record for the registered certificates was 12 based on records provided by The Depository Trust Company.

Item 6.  Selected Financial Data.

         Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

         Not Applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

         Not Applicable.

Item 8.  Financial Statements and Supplementary Data.

         Not Applicable.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         None.

Item 9A. Controls and Procedures.

         Not Applicable.

Item 9B. Other Information.

         No other information.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

         Not Applicable.

Item 11. Executive Compensation.

         Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         Not Applicable.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

         Not Applicable.

Item 14. Principal Accounting Fees and Services.

         Not Applicable.


PART IV

Item 15. Exhibits, Financial Statement Schedules.

         (a)(1) Financial Statements:
                Not Applicable.

         (a)(2) Financial Statement Schedules:
                Not Applicable.

         (a)(3) The following documents are filed as a part of this report:

                Exhibit No.

                31.1   Rule 13a-14(d)/15d-14(d) Certification

         (b)    The exhibits required  to be  filed  by  Registrant pursuant  to
                Item 601 of Regulation S-K are listed in the Exhibit Index that immediately follows the signature page hereof.

         (c)    Not Applicable.

                 ADDITIONAL DISCLOSURE ITEMS FROM REGULATION AB


Item 1112(b) of Regulation AB:  Significant Obligor
                                Financial Information
         Not Applicable.

Item  1114(b)(2) of  Regulation  AB:
                                Significant  Enhancement Provider
                                Financial Information

         The audited consolidated financial statements of Ambac Assurance Corporation and Subsidiaries as of December 31, 2006 and 2005 and for the twelve month periods ended December 31, 2006 and 2005, which appear as Exhibit 99.01 in Ambac Financial Group's Annual Report on Form 10-K for the period ended December 31, 2006 (filed on March 1,
         2007) are incorporated by reference in this Form 10-K.

Item 1115(b) of Regulation  AB: Certain derivatives instruments
                                Financial Information
         Not Applicable.

Item 1117 of Regulation AB:     Legal Proceedings

         There are no legal proceedings pending, or proceedings known to be contemplated by governmental authorities, against the sponsor, the depositor, the servicer, the trustee, or the trust, or any property thereof, that is material to the holders of notes.

Item 1119 of Regulation AB:     Affiliations  and  Certain Relationships and
                                Related Transactions

         Origen Financial, Inc. owns 100% of the Registrant and the Originator, the Sponsor, the Servicer, the Subservicer and the Seller. The Bank of New York Trust Company, N.A. serves as both Indenture Trustee and Custodian.

Item 1122 of Regulation AB:     Compliance with applicable Servicing Criteria

         (a)    The following documents are filed as part of this report.

                Exhibit No.

                33.1 Assertion of Compliance with Applicable Servicing  Criteria
                     Origen Financial L.L.C.
                33.2 Assertion of Compliance With Applicable Servicing  Criteria
                     The Bank of New York and The Bank of New York Trust Company
                33.3 Management's  Report  on  Assessment  of  Compliance  with
                     Applicable Servicing Criteria, JPMorgan Chase Bank, N.A., as Indenture Trustee
                33.4 Management's  Report  on  Assessment  of  Compliance  with
                     Applicable Servicing Criteria, J.P. Morgan Trust Company, National Association, as Custodian
                34.1 Report  of  Independent Registered  Public  Accounting Firm
                     (Grant Thornton LLP)
                34.2 Report  of  Independent Registered  Public  Accounting Firm
                     (Ernst & Young)
                34.3 Report  of  Independent Registered  Public  Accounting Firm
                     (PricewaterhouseCoopers)
                34.4 Report  of  Independent Registered  Public  Accounting Firm
                     (PricewaterhouseCoopers)

Item 1123 of Regulation AB:     Servicer Compliance Statement

         (a)    The following document are filed as part of this report.

                Exhibit No.

                35.1 Officer's Certificate Regarding Annual Statement of Compliance

Supplemental information to be furnished with reports filed pursuant to section 15(d) of the Act by Registrants which have not registered securities pursuant to
Section 12 Of The Act

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to certificateholders, and the registrant does not presently contemplate sending any such materials subsequent to the filing of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    Origen Manufactured Housing Contract Trust 2006-A

                By: Origen Financial L.L.C., as Servicer

                By: /s/ W. Anderson Geater, Jr.
                    -----------------------------------------
              Name: W. Anderson Geater, Jr.
             Title: Chief Financial Officer

              Date: March 27, 2007

                                  EXHIBIT INDEX

Exhibit         Description

 31.1           Rule 13a-14(d)/15d-14(d) Certification
                Section 302 Certification

 33.1 Assertion of Compliance with Applicable Servicing Criteria Origen Financial L.L.C.

 33.2 Assertion of Compliance With Applicable Servicing Criteria The Bank of New York and The Bank of New York Trust Company, as Indenture Trustee and Custodian

 33.3 Assertion of Compliance With Applicable Servicing Criteria JPMorgan Chase Bank, N.A., as Indenture Trustee

 33.4 Management's Report on Assessment of Compliance with Applicable Servicing Criteria, J.P. Morgan Trust Company, National Association, as Custodian

 34.1 Report of Independent Registered Public Accounting Firm Origen Financial L.L.C. - (Grant Thornton LLP)

 34.2           Report of Independent Registered Public Accounting Firm
                The Bank of New York and The Bank of New York Trust Company, as Indenture Trustee and Custodian - (Ernst & Young)

 34.3 Report of Independent Registered Public Accounting Firm JPMorgan Chase Bank, N.A., as Indenture Trustee -
                (PricewaterhouseCoopers)

 34.4           Report  of  Independent  Registered Public Accounting Firm
                J.P. Morgan Trust Company, National Association, as Custodian - (PricewaterhouseCoopers)

 35.1           Officer's Certificate Regarding Annual Statement of Compliance

                                  EXHIBIT 31.1
                                ----------------
                     Rule 13a-14(d)/15d-14(d) Certification

                                  CERTIFICATION


                           SECTION 302 CERTIFICATION

I, W. Anderson Geater, Jr., certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 10-D containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Origen Manufactured Housing Contract Trust Collateralized Notes, Series 2006-A;;

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution information required to be provided by the Indenture Trustee under the Indenture, and the servicing information required to be provided to the Indenture Trustee by the Servicer under the Servicing Agreement for inclusion in these reports, is included in these reports;

4. Based on my knowledge and upon the annual compliance statements included in the report and required to be delivered to the Indenture Trustee in accordance with the terms of the Servicing Agreement, and except as disclosed in the reports, the Servicer has fulfilled its obligations under the Servicing Agreement; and

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with paragraph (d) of Item 1122 of Regulation AB or similar procedure, as set forth in the servicing, or similar, agreement, that is included in these reports.

In giving the certifications above, I have reasonably relied on information provided to me by the Indenture Trustee.

Capitalized terms used but not defined herein have the meanings ascribed to them in Appendix A to the Indenture, dated August 1, 2006 (the "Indenture"), between Origen Manufactured Housing Contract Trust 2006-A as issuer, and The Bank of New York, as indenture trustee.

Date: March 15, 2007

                        ORIGEN FINANCIAL L.L.C.

                        By: /s/ W. Anderson Geater, Jr.
                            ---------------------------
                        W. Anderson Geater, Jr.
                        Chief Financial Officer

                                  EXHIBIT 33.1
                                ----------------

                  REPORT ON ASSESSMENT OF COMPLIANCE WITH SEC
                        REGULATION AB SERVICING CRITERION

Origen Financial L.L.C. ("Origen") is responsible for assessing compliance as of December 31, 2006 and for the period beginning August 25, 2006 and ending
December 31, 2006 (the "Reporting Period"), with the servicing criteria applicable to it under paragraph (d) of Item 1122 of Regulation AB promulgated by the Securities and Exchange Commission, as set forth in Exhibit A hereto. The transactions covered by this report include asset-backed securities transactions for which Origen acted as a party participating in the servicing function involving securitized manufactured housing loans that were completed on or after January 1, 2006 and that were registered with the Securities and Exchange Commission pursuant to the Securities Act of 1933 (the "Platform").

Origen has engaged certain vendors (the "Vendors") to perform specific, limited or scripted activities, and Origen elects to take responsibility for assessing compliance with the servicing criteria or portion of the servicing criteria applicable to such Vendors' activities as set forth in Appendix A hereto.

Origen used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess the compliance with the applicable servicing criteria. The criteria listed in the column titled "Inapplicable Servicing Criteria" on Appendix A hereto are inapplicable to Origen based on the activities it performs, directly or through its Vendors, with respect to the Platform.

Origen has assessed its compliance with the applicable servicing criteria for the Reporting Period and concluded it has complied, in all material respects, with the Applicable Servicing Criteria as of December 31, 2006 and for the Reporting Period with respect to the Platform taken as a whole.

Origen has not identified and is not aware of any material instance of noncompliance by the Vendors with the applicable servicing criteria as of December 31, 2006 and for the Reporting Period with respect to the Platform taken as a whole.

Grant Thornton LLP, an independent registered public accounting firm, has issued an attestation report on Origen's assessment of compliance with the Applicable Servicing Criteria for the Reporting Period.


Very truly yours,

ORIGEN FINANCIAL L.L.C.

/s/ Ronald A. Klein
----------------------------------------
Ronald A. Klein, Chief Executive Officer
March 15, 2007




                                   APPENDIX A
---------------------------------------------------------------------- ---------------------------------------------  ------------
                                                                                                                      INAPPLICABLE
                                                                                       APPLICABLE                      SERVICING
                               SERVICING CRITERIA                                  SERVICING CRITERIA                   CRITERIA
---------------------------------------------------------------------- ---------------------------------------------  ------------
---------------- ----------------------------------------------------- ----------- ----------------- ---------------  ------------
                                                                                                     Performed by
                                                                                                     subservicer(s)
                                                                                    Performed by     or vendor(s)
                                                                        Performed   Vendor(s) for    for which
                                                                        Directly    which Origen is  Origen is NOT
                                                                        by          the Responsible  the Responsible
Reference        Criteria                                               Origen      Party            Party
---------------- ----------------------------------------------------- ----------- ----------------- ---------------  ------------
---------------- ----------------------------------------------------- ----------- ----------------- ---------------  ------------
                            General Servicing Considerations
---------------- ----------------------------------------------------- ----------- ----------------- ---------------  ------------
---------------- ----------------------------------------------------- ----------- ----------------- ---------------  ------------
1122(d)(1)(i)    Policies and procedures are instituted to monitor           X
                 any performance or other triggers and events of
                 default in accordance with the transaction
                 agreements.
---------------- ----------------------------------------------------- ----------- ----------------- ---------------  ------------
---------------- ----------------------------------------------------- ----------- ----------------- ---------------  ------------
1122(d)(1)(ii)   If any material servicing activities are outsourced
                 to third parties, policies and procedures are               X
                 instituted to monitor the third party's performance
                 and compliance with such servicing activities.
---------------- ----------------------------------------------------- ----------- ----------------- ---------------  ------------
---------------- ----------------------------------------------------- ----------- ----------------- ---------------  ------------
1122(d)(1)(iii)  Any requirements in the transaction agreements to                                                           X
                 maintain a back-up servicer for the pool assets are
                 maintained.
---------------- ----------------------------------------------------- ----------- ----------------- ---------------  ------------
---------------- ----------------------------------------------------- ----------- ----------------- ---------------  ------------
1122(d)(1)(iv)   A fidelity bond and errors and omissions policy is          X
                 in effect on the party participating in the
                 servicing function throughout the reporting period
                 in the amount of coverage required by and otherwise
                 in accordance with the terms of the transaction
                 agreements.
---------------- ----------------------------------------------------- ----------- ----------------- ---------------  ------------
---------------- ----------------------------------------------------- ----------- ----------------- ---------------  ------------
                         Cash Collection and Administration
---------------- ----------------------------------------------------- ----------- ----------------- ---------------  ------------
---------------- ----------------------------------------------------- ----------- ----------------- ---------------  ------------
1122(d)(2)(i)    Payments on pool assets are deposited into the              X            X
                 appropriate custodial bank accounts and related
                 bank clearing accounts no more than two business
                 days following receipt, or such other number of
                 days specified in the transaction agreements.
---------------- ----------------------------------------------------- ----------- ----------------- ---------------  ------------
---------------- ----------------------------------------------------- ----------- ----------------- ---------------  ------------
1122(d)(2)(ii)   Disbursements made via wire transfer on behalf of          X(a)
                 an obligor or to an investor are made only by
                 authorized personnel.
---------------- ----------------------------------------------------- ----------- ----------------- ---------------  ------------
---------------- ----------------------------------------------------- ----------- ----------------- ---------------  ------------
1122(d)(2)(iii)  Advances of funds or guarantees regarding                   X
                 collections, cash flows or distributions, and any
                 interest or other fees charged for such advances,
                 are made, reviewed and approved as specified in the
                 transaction agreements.
---------------- ----------------------------------------------------- ----------- ----------------- ---------------  ------------
---------------- ----------------------------------------------------- ----------- ----------------- ---------------  ------------
                 The related accounts for the transaction, such as
                 cash reserve accounts or accounts established as a
                 form of overcollateralization, are separately               X
                 maintained (e.g., with respect to commingling of
1122(d)(2)(iv)   cash) as set forth in the transaction agreements.
---------------- ----------------------------------------------------- ----------- ----------------- ---------------  ------------
---------------- ----------------------------------------------------- ----------- ----------------- ---------------  ------------
1122(d)(2)(v)    Each custodial account is maintained at a federally         X
                 insured depository institution as set forth in the
                 transaction agreements. For purposes of this
                 criterion, "federally insured depository
                 institution" with respect to a foreign financial
                 institution means a foreign financial institution
                 that meets the requirements of Rule 13k-1(b)(1) of
                 the Securities Exchange Act.
---------------- ----------------------------------------------------- ----------- ----------------- ---------------  ------------
---------------- ----------------------------------------------------- ----------- ----------------- ---------------  ------------
1122(d)(2)(vi)   Unissued checks are safeguarded so as to prevent            X
                 unauthorized access.
---------------- ----------------------------------------------------- ----------- ----------------- ---------------  ------------
---------------- ----------------------------------------------------- ----------- ----------------- ---------------  ------------
1122(d)(2)(vii)  Reconciliations are prepared on a monthly basis for         X
                 all asset-backed securities related bank accounts,
                 including custodial accounts and related bank
                 clearing accounts. These reconciliations are (A)
                 mathematically accurate; (B) prepared within 30
                 calendar days after the bank statement cutoff date,
                 or such other number of days specified in the
                 transaction agreements; (C) reviewed and approved
                 by someone other than the person who prepared the
                 reconciliation; and (D) contain explanations for
                 reconciling items. These reconciling items are
                 resolved within 90 calendar days of their original
                 identification, or such other number of days
                 specified in the transaction agreements.
---------------- ----------------------------------------------------- ----------- ----------------- ---------------  ------------
---------------- ----------------------------------------------------- ----------- ----------------- ---------------  ------------
                        Investor Remittances and Reporting
---------------- ----------------------------------------------------- ----------- ----------------- ---------------  ------------
---------------- ----------------------------------------------------- ----------- ----------------- ---------------  ------------
1122(d)(3)(i)    Reports to investors, including those to be filed           X
                 with the Commission, are maintained in accordance
                 with the transaction agreements and applicable
                 Commission requirements. Specifically, such reports
                 (A) are prepared in accordance with timeframes and
                 other terms set forth in the transaction
                 agreements; (B) provide information calculated in
                 accordance with the terms specified in the
                 transaction agreements; (C) are filed with the
                 Commission as required by its rules and
                 regulations; and (D) agree with investors' or the
                 trustee's records as to the total unpaid principal
                 balance and number of pool assets serviced by the
                 Servicer.
---------------- ----------------------------------------------------- ----------- ----------------- ---------------  ------------
---------------- ----------------------------------------------------- ----------- ----------------- ---------------  ------------
1122(d)(3)(ii)   Amounts due to investors are allocated and remitted                                                        X(b)
                 in accordance with timeframes, distribution
                 priority and other terms set forth in the
                 transaction agreements.
---------------- ----------------------------------------------------- ----------- ----------------- ---------------  ------------
---------------- ----------------------------------------------------- ----------- ----------------- ---------------  ------------
                 Disbursements made to an investor are posted within
                 two business days to the Servicer's investor
                 records, or such other number of days specified in                                                         X(b)
1122(d)(3)(iii)  the transaction agreements.
---------------- ----------------------------------------------------- ----------- ----------------- ---------------  ------------
---------------- ----------------------------------------------------- ----------- ----------------- ---------------  ------------
                 Amounts remitted to investors per the investor
                 reports agree with cancelled checks, or other form          X
1122(d)(3)(iv)   of payment, or custodial bank statements.
---------------- ----------------------------------------------------- ----------- ----------------- ---------------  ------------
---------------- ----------------------------------------------------- ----------- ----------------- ---------------  ------------
                              Pool Asset Administration
---------------- ----------------------------------------------------- ----------- ----------------- ---------------  ------------
---------------- ----------------------------------------------------- ----------- ----------------- ---------------  ------------
1122(d)(4)(i)    Collateral or security on [pool assets] is                  X
                 maintained as required by the transaction
                 agreements or related mortgage loan documents.
---------------- ----------------------------------------------------- ----------- ----------------- ---------------  ------------
---------------- ----------------------------------------------------- ----------- ----------------- ---------------  ------------
                 Pool assets and related documents are safeguarded           X
1122(d)(4)(ii)   as required by the transaction agreements
---------------- ----------------------------------------------------- ----------- ----------------- ---------------  ------------
---------------- ----------------------------------------------------- ----------- ----------------- ---------------  ------------
1122(d)(4)(iii)  Any additions, removals or substitutions to the             X
                 asset pool are made, reviewed and approved in
                 accordance with any conditions or requirements in
                 the transaction agreements.
---------------- ----------------------------------------------------- ----------- ----------------- ---------------  ------------
---------------- ----------------------------------------------------- ----------- ----------------- ---------------  ------------
1122(d)(4)(iv)   Payments on pool assets, including any payoffs,             X
                 made in accordance with the related [pool asset]
                 documents are posted to the Servicer's obligor
                 records maintained no more than two business days
                 after receipt, or such other number of days
                 specified in the transaction agreements, and
                 allocated to principal, interest or other items
                 (e.g., escrow) in accordance with the related [pool
                 asset] documents.
---------------- ----------------------------------------------------- ----------- ----------------- ---------------  ------------
---------------- ----------------------------------------------------- ----------- ----------------- ---------------  ------------
1122(d)(4)(v)    The Servicer's records regarding the pool assets            X
                 agree with the Servicer's records with respect to
                 an obligor's unpaid principal balance.
---------------- ----------------------------------------------------- ----------- ----------------- ---------------  ------------
---------------- ----------------------------------------------------- ----------- ----------------- ---------------  ------------
1122(d)(4)(vi)   Changes with respect to the terms or status of an           X
                 obligor's pool assets (e.g., loan modifications or
                 re-agings) are made, reviewed and approved by
                 authorized personnel in accordance with the
                 transaction agreements and related pool asset
                 documents.
---------------- ----------------------------------------------------- ----------- ----------------- ---------------  ------------
---------------- ----------------------------------------------------- ----------- ----------------- ---------------  ------------
1122(d)(4)(vii)  Loss mitigation or recovery actions (e.g.,                  X
                 forbearance plans, modifications and deeds in lieu
                 of foreclosure, foreclosures and repossessions, as
                 applicable) are initiated, conducted and concluded
                 in accordance with the timeframes or other
                 requirements established by the transaction
                 agreements.
---------------- ----------------------------------------------------- ----------- ----------------- ---------------  ------------
---------------- ----------------------------------------------------- ----------- ----------------- ---------------  ------------
1122(d)(4)(viii) Records documenting collection efforts are                  X
                 maintained during the period a pool asset is
                 delinquent in accordance with the transaction
                 agreements. Such records are maintained on at least
                 a monthly basis, or such other period specified in
                 the transaction agreements, and describe the
                 entity's activities in monitoring delinquent pool
                 assets including, for example, phone calls, letters
                 and payment rescheduling plans in cases where
                 delinquency is deemed temporary (e.g., illness or
                 unemployment).
---------------- ----------------------------------------------------- ----------- ----------------- ---------------  ------------
---------------- ----------------------------------------------------- ----------- ----------------- ---------------  ------------
1122(d)(4)(ix)   Adjustments to interest rates or rates of return            X
                 for pool assets with variable rates are computed
                 based on the related pool asset documents.
---------------- ----------------------------------------------------- ----------- ----------------- ---------------  ------------
---------------- ----------------------------------------------------- ----------- ----------------- ---------------  ------------
1122(d)(4)(x)    Regarding any funds held in trust for an obligor            X
                 (such as escrow accounts): (A) such funds are
                 analyzed, in accordance with the obligor's pool
                 asset documents, on at least an annual basis, or
                 such other period specified in the transaction
                 agreements; (B) interest on such funds is paid, or
                 credited, to obligors in accordance with applicable
                 pool asset documents and state laws; and (C) such
                 funds are returned to the obligor within 30
                 calendar days of full repayment of the related pool
                 assets, or such other number of days specified in
                 the transaction agreements.
---------------- ----------------------------------------------------- ----------- ----------------- ---------------  ------------
---------------- ----------------------------------------------------- ----------- ----------------- ---------------  ------------
1122(d)(4)(xi)   Payments made on behalf of an obligor (such as tax          X
                 or insurance payments) are made on or before the
                 related penalty or expiration dates, as indicated
                 on the appropriate bills or notices for such
                 payments, provided that such support has been
                 received by the Servicer at least 30 calendar days
                 prior to these dates, or such other number of days
                 specified in the transaction agreements.
---------------- ----------------------------------------------------- ----------- ----------------- ---------------  ------------
---------------- ----------------------------------------------------- ----------- ----------------- ---------------  ------------
1122(d)(4)(xii)  Any late payment penalties in connection with any           X
                 payment to be made on behalf of an obligor are paid
                 from the Servicer's funds and not charged to the
                 obligor, unless the late payment was due to the
                 obligor's error or omission.
---------------- ----------------------------------------------------- ----------- ----------------- ---------------  ------------
---------------- ----------------------------------------------------- ----------- ----------------- ---------------  ------------
1122(d)(4)(xiii) Disbursements made on behalf of an obligor are              X
                 posted within two business days to the obligor's
                 records maintained by the Servicer, or such other
                 number of days specified in the transaction
                 agreements.
---------------- ----------------------------------------------------- ----------- ----------------- ---------------  ------------
---------------- ----------------------------------------------------- ----------- ----------------- ---------------  ------------
1122(d)(4)(xiv)  Delinquencies, charge-offs and uncollectible                X
                 accounts are recognized and recorded in accordance
                 with the transaction agreements.
---------------- ----------------------------------------------------- ----------- ----------------- ---------------  ------------
---------------- ----------------------------------------------------- ----------- ----------------- ---------------  ------------
1122(d)(4)(xv)   Any external enhancement or other support,                  X
                 identified in Item 1114(a)(1) through (3) or Item
                 1115 of Regulation AB, is maintained as set forth
                 in the transaction agreements.
---------------- ----------------------------------------------------- ----------- ----------------- ---------------  ------------
(a)  Origen restricts disbursements from custodial accounts to only non-Origen personnel.
(b)  In accordance with transaction documents the trust allocates responsibility to the Indenture Trustee.


                                  EXHIBIT 33.2
                                ----------------
           Assertion of Compliance With Applicable Servicing Criteria
          The Bank of New York and The Bank of New York Trust Company,
                       as Indenture Trustee and Custodian


The Bank of New York and The Bank of New York Trust Company, N.A. (collectively, the "Company") provides this platform-level assessment of compliance with the servicing criteria specified in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission.

Management has determined that the following servicing criteria are applicable in regards to the following servicing platform for the following period:

Platform: Publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and other mortgage-related asset-backed securities issued on or after January 1, 2006 (and like-kind transactions issued prior to January 1, 2006) for which the Company provides trustee, securities administration, paying agent or custodial services. The platform includes like kind transactions for which the Company provided trustee, securities administrator, paying agent or custodial services as a result of the Company's acquisition as of October 1, 2006 of portions of JPMorgan Chase Bank, N.A.'s corporate trust business, including structured finance agency and trust transactions.

Applicable Servicing Criteria: All servicing criteria set forth in Item 1122(d), to the extent required by the related transaction agreements as to any transaction, except for the following criteria: 1122 (d) (1)(ii), (iii), (iv),
(4) (iv), (v), (vi), (vii), (viii), (ix), (x), (xi), (xii) and (xiii).

Period: Twelve months ended December 31, 2006.

With respect to the Platform and the Period, the Company provides the following assessment of compliance in respect of the Applicable Servicing Criteria:

- The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

- The  Company has assessed  compliance with the  Applicable Servicing Criteria.

- As of December 31, 2006 and for the Period, the Company was in material compliance with the Applicable Servicing Criteria.


Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance.


        The Bank of New York                    The Bank of New York
        The Bank of New York Trust              The Bank of New York Trust
            Company, N.A.                           Company, N.A.

        By: /s/ Robert L. Griffin               By: /s/ Patrick J. Tadie
            ----------------------                  ----------------------
            Robert L. Griffin                       Patrick J. Tadie
            Authorized Signer                       Authorized Signer


March 1, 2007

                                  EXHIBIT 33.3
                                ----------------
                 Management's Report on Assessment of Compliance
                       with Applicable Servicing Criteria
                 JPMorgan Chase Bank, N.A., as Indenture Trustee

     JPMorgan Chase Bank, National Association (the "Asserting Party") is responsible for assessing compliance as of September 30, 2006 and for the period from January 1, 2006 through September 30, 2006 (the "Reporting Period"), with the servicing criteria set forth in Title 17, Section 229.1122 (d) of the Code of Federal Regulations (the "CFR"), to the extent required by the related transaction agreements and excluding the criteria set forth in 17 CFR 229.1122(d) (1)(ii)-(iv), (2)(iii), (2)(vi), (4)(i)-(ii), and (4)(iv)-(xiv)
which the Asserting Party has concluded are not applicable to the activities it performs with respect to the asset-backed securitization transactions covered by this report (such criteria, after giving effect to the exclusions identified above, the "Applicable Servicing Criteria"). This report covers certain asset-backed securities transactions backed by residential mortgages, home equity loans, auto loans, credit card receivables, dealer floor plans, retail installment contracts and manufactured housing contracts for which transactions the Asserting Party performs the Applicable Servicing Criteria as trustee, securities administrator or paying agent that were registered with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, where the related asset-backed securities were outstanding during the reporting period (the "Platform"), as listed in Appendix A.

     The Asserting Party has (i) used the criteria set forth in 17 CFR 229.1122(d) to assess the compliance by the Asserting Party with the Applicable Servicing Criteria for the Reporting Period and (ii) concluded that, other than as identified on Appendix B, the Asserting Party has complied, in all material respects, with the Applicable Servicing Criteria as of September 30, 2006 and for the Reporting Period with respect to the Platform, taken as a whole.

     PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an attestation report for the Platform, stating that the Asserting Party has complied with the Applicable Servicing Criteria, except for material instances of non-compliance identified on Appendix B, as of September 30, 2006 and for the Reporting Period.

JPMorgan Chase Bank, National Association

/s/ Kelly A. Mathieson
-----------------------
Kelly A. Mathieson, Managing Director
Date:  March 14, 2007



--------------------------------------------------------------------------------
                                   Appendix A
--------------------------------------------------------------------------------
                         BA Master Credit Card Trust II
                   Capital Auto Receivables Asset Trust 2006-1
                      Capital One Auto Finance Trust 2006-A
                      Capital One Auto Finance Trust 2006-B
                Capital One Prime Auto Receivables Trust, 2006-1
                      Centex Home Equity Loan Trust 2006-A
                          Chase Auto Owner Trust 2006-A
                          Chase Auto Owner Trust 2006-B
          Chase Credit Card Master Trust, Series 1996-2 (Class A and B)
          Chase Credit Card Master Trust, Series 1996-3 (Class A and B)
                  Chase Credit Card Master Trust, Series 2001-1
                  Chase Credit Card Master Trust, Series 2001-2
                  Chase Credit Card Master Trust, Series 2001-4
                  Chase Credit Card Master Trust, Series 2001-6
                  Chase Credit Card Master Trust, Series 2002-1
                  Chase Credit Card Master Trust, Series 2002-3
                  Chase Credit Card Master Trust, Series 2002-5
                  Chase Credit Card Master Trust, Series 2002-7
                  Chase Credit Card Master Trust, Series 2003-1
                  Chase Credit Card Master Trust, Series 2003-2
                  Chase Credit Card Master Trust, Series 2003-3
                  Chase Credit Card Master Trust, Series 2003-4
                  Chase Credit Card Master Trust, Series 2003-5
                  Chase Credit Card Master Trust, Series 2003-6
                  Chase Credit Card Master Trust, Series 2004-1
                  Chase Credit Card Master Trust, Series 2004-2
                   Chase Mortgage Finance Trust Series 2006-A1
                   Chase Mortgage Finance Trust Series 2006-S1
                   Chase Mortgage Finance Trust Series 2006-S2
                          ChaseFlex Trust Series 2006-1
                          ChaseFlex Trust Series 2006-2
                     Citigroup Mortgage Loan Trust 2006-CB3
                           CNH Equipment Trust 2006-A
                           CNH Equipment Trust 2006-B
             CWHEQ Revolving Home Equity Loan Trust, Series 2006- F
              CWHEQ Revolving Home Equity Loan Trust, Series 2006-A
              CWHEQ Revolving Home Equity Loan Trust, Series 2006-B
              CWHEQ Revolving Home Equity Loan Trust, Series 2006-C
              CWHEQ Revolving Home Equity Loan Trust, Series 2006-D
              CWHEQ Revolving Home Equity Loan Trust, Series 2006-E
              CWHEQ Revolving Home Equity Loan Trust, Series 2006-G
              CWHEQ Revolving Home Equity Loan Trust, Series 2006-H
                        DaimlerChrysler Auto Trust-2006-A
            Ford Credit Floorplan Master Owner Trust A, Series 2006-3
            Ford Credit Floorplan Master Owner Trust A, Series 2006-4
                      GMACM Home Equity Loan Trust 2006-HE1
                      GMACM Home Equity Loan Trust 2006-HE2
                      GMACM Home Equity Loan Trust 2006-HE3
                      GMACM Home Equity Loan Trust 2006-HE4
                        GMACM Home Loan Trust 2006-HLTV1
                       GMACM Mortgage Loan Trust 2006-AR2
                            GS Auto Loan Trust 2006-1
                          GSAA Home Equity Trust 2006-1
                         GSAA Home Equity Trust 2006-12
                          GSAA Home Equity Trust 2006-3
                          GSAA Home Equity Trust 2006-5
                          GSAA Home Equity Trust 2006-6
                          GSAA Home Equity Trust 2006-9
                         GSR Mortgage Loan Trust 2006-4F
                    Honda Auto Receivables 2006-1 Owner Trust
                     IXIS Real Estate Capital Trust 2006-HE1
                     IXIS Real Estate Capital Trust 2006-HE2
                J.P. Morgan Mortgage Acquisition Corp. 2006-FRE1
                J.P. Morgan Mortgage Acquisition Corp. 2006-FRE2
                 J.P. Morgan Mortgage Acquisition Corp. 2006-HE1
                J.P. Morgan Mortgage Acquisition Corp. 2006-WMC1
                J.P. Morgan Mortgage Acquisition Trust 2006-ACC1
                 J.P. Morgan Mortgage Acquisition Trust 2006-CW1
                 J.P. Morgan Mortgage Acquisition Trust 2006-HE2
                 J.P. Morgan Mortgage Acquisition Trust 2006-NC1
                 J.P. Morgan Mortgage Acquisition Trust 2006-NC2
                 J.P. Morgan Mortgage Acquisition Trust 2006-RM1
                J.P. Morgan Mortgage Acquisition Trust 2006-WMC2
                J.P. Morgan Mortgage Acquisition Trust 2006-WMC3
                    Nationstar Home Equity Loan Trust 2006-B
                   Newcastle Mortgage Securities Trust 2006-1
                 NovaStar Mortgage Funding Trust, Series 2006-1
                 NovaStar Mortgage Funding Trust, Series 2006-2
                 NovaStar Mortgage Funding Trust, Series 2006-3
                NovaStar Mortgage Funding Trust, Series-2006-MTA1
                Origen Manufactured Housing Contract Trust 2006-A
                 Ownit Mortgage Loan Trust, Series 2006-1 Trust
                 Popular ABS Mortgage Pass-Through Trust 2006-A
                 Popular ABS Mortgage Pass-Through Trust 2006-B
                 Popular ABS Mortgage Pass-Through Trust 2006-C
                 Popular ABS Mortgage Pass-Through Trust 2006-D
                           RAAC Series 2006-SP1 Trust
                           RAAC Series 2006-SP2 Trust
                           RAAC Series 2006-SP3 Trust
                           RAMP Series 2006-RS1 Trust
                           RAMP Series 2006-RS2 Trust
                           RAMP Series 2006-RS3 Trust
                           RAMP Series 2006-RS4 Trust
                           RAMP Series 2006-RS5 Trust
                           RAMP Series 2006-RZ1 Trust
                           RAMP Series 2006-RZ2 Trust
                           RAMP Series 2006-RZ3 Trust
                           RAMP Series 2006-RZ4 Trust
                          RFMSII Series 2006-HSA1 Trust
                      The Home Equity Loan Trust 2006-HSA2
                      The Home Equity Loan Trust 2006-HSA3
                      The Home Equity Loan Trust 2006-HSA4
                      The Home Equity Loan Trust 2006-HSA5
                          The Home Loan Trust 2006-HI1
                          The Home Loan Trust 2006-HI2
                          The Home Loan Trust 2006-HI3
                          The Home Loan Trust 2006-HI4
                          USAA Auto Owner Trust 2006-1
                          USAA Auto Owner Trust 2006-2

--------------------------------------------------------------------------------
                                   APPENDIX B
--------------------------------------------------------------------------------
                       Material Instances of Noncompliance

During the Reporting Period, the Company has identified the following material instances of noncompliance the Applicable Servicing Criteria.

     CFR  Item   1122(d)(3)(i):   Certain  monthly   investor   reports  omitted
     information required by the transaction agreements and/or contained errors in the information presented.

     CFR Item 1122(d)(3)(ii): Certain monthly investor distributions contained errors as to amounts due to certain investors.

                               Remediation Efforts

Errors and omissions were corrected and appropriate measures were taken to avoid similar errors and omissions.




                                 JPMorgan Chase

        Management's Report on Assessment of Compliance with Applicable
                               Servicing Criteria

     JPMorgan Chase Bank, National Association (the "Asserting Party") is responsible for assessing compliance as of October 1, 2006 and for the period from October 1, 2006 through December 31, 2006 (the "Reporting Period"), with the servicing criteria set forth in Title 17, Section 229.1122 (d) of the Code of Federal Regulations (the "CFR"), to the extent required by the related transaction agreements excluding the criteria set forth in 17 CFR 229.1122(d)
(1)(i)-(iv),  (2)(i)-(vi),  (3)(i)-(iv),  and  (4)(i)-(xv),  which the Asserting
Party has concluded are not applicable to the activities it performs with respect to the asset-backed securitization transactions covered by this report (such criteria, after giving effect to the exclusions identified above, the "Applicable Servicing Criteria"). This report covers the asset-backed securities transactions backed by residential mortgages and home equity loans, auto loans, credit cards, dealer floor plans, retail installment contracts and manufactured housing contracts for which transactions the Asserting Party performs the applicable servicing criteria, that were registered with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, where the related asset-backed securities were either (1) issued during the calendar year ending December 31, 2006 or (2) issued prior to the calendar year ending December 31, 2006 and remain subject to the reporting requirements under the Securities and Exchange Act of 1934, as amended (the "Platform"), as listed in Appendix A.

     The Asserting Party has (i) used the criteria set forth in 17 CFR 229.1122(d) to assess the compliance by the Asserting Party with the Applicable Servicing Criteria for the Reporting Period and (ii) concluded that the Asserting Party has complied, in all material respects, with the Applicable Servicing Criteria as of December 31, 2006 and for the Reporting Period with respect to the Platform, taken as a whole.

     PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an attestation report for the Platform, on our assessment of compliance with the Applicable Servicing Criteria as of December 31, 2006 and for the Reporting Period as set forth in this report.

JPMorgan Chase Bank, National Association


/s/ Brian Goldman
------------------------------------
Brian Goldman, Senior Vice President
Date:  March 12, 2007




--------------------------------------------------------------------------------
                                   Appendix A
--------------------------------------------------------------------------------
                         BA Master Credit Card Trust II
                   Capital Auto Receivables Asset Trust 2006-1
                   Capital Auto Receivables Asset Trust 2006-2
                      Capital One Auto Finance Trust 2006-A
                      Capital One Auto Finance Trust 2006-B
                      Capital One Auto Finance Trust 2006-C
                 Capital One Prime Auto Receivables Trust 2006-2
                Capital One Prime Auto Receivables Trust, 2006-1
                      Centex Home Equity Loan Trust 2006-A
                          Chase Auto Owner Trust 2006-A
                          Chase Auto Owner Trust 2006-B
          Chase Credit Card Master Trust, Series 1996-2 (Class A and B)
          Chase Credit Card Master Trust, Series 1996-3 (Class A and B)
                  Chase Credit Card Master Trust, Series 2001-1
                  Chase Credit Card Master Trust, Series 2001-2
                  Chase Credit Card Master Trust, Series 2001-4
                  Chase Credit Card Master Trust, Series 2001-6
                  Chase Credit Card Master Trust, Series 2002-1
                  Chase Credit Card Master Trust, Series 2002-3
                  Chase Credit Card Master Trust, Series 2002-5
                  Chase Credit Card Master Trust, Series 2002-7
                  Chase Credit Card Master Trust, Series 2003-1
                  Chase Credit Card Master Trust, Series 2003-2
                  Chase Credit Card Master Trust, Series 2003-3
                  Chase Credit Card Master Trust, Series 2003-4
                  Chase Credit Card Master Trust, Series 2003-5
                  Chase Credit Card Master Trust, Series 2003-6
                  Chase Credit Card Master Trust, Series 2004-1
                  Chase Credit Card Master Trust, Series 2004-2
                   Chase Mortgage Finance Trust Series 2006-A1
                   Chase Mortgage Finance Trust Series 2006-S1
                   Chase Mortgage Finance Trust Series 2006-S2
                   Chase Mortgage Finance Trust Series 2006-S3
                   Chase Mortgage Finance Trust Series 2006-S4
                          ChaseFlex Trust Series 2006-1
                          ChaseFlex Trust Series 2006-2
                     Citigroup Mortgage Loan Trust 2006-CB3
                           CNH Equipment Trust 2006-A
                           CNH Equipment Trust 2006-B
             CWHEQ Revolving Home Equity Loan Trust, Series 2006- F
              CWHEQ Revolving Home Equity Loan Trust, Series 2006-A
              CWHEQ Revolving Home Equity Loan Trust, Series 2006-B
              CWHEQ Revolving Home Equity Loan Trust, Series 2006-C
              CWHEQ Revolving Home Equity Loan Trust, Series 2006-D
              CWHEQ Revolving Home Equity Loan Trust, Series 2006-E
              CWHEQ Revolving Home Equity Loan Trust, Series 2006-G
              CWHEQ Revolving Home Equity Loan Trust, Series 2006-H
              CWHEQ Revolving Home Equity Loan Trust, Series 2006-I
                        DaimlerChrysler Auto Trust-2006-A
            Ford Credit Floorplan Master Owner Trust A, Series 2006-3
            Ford Credit Floorplan Master Owner Trust A, Series 2006-4
                    GE Equipment Midticket LLC, Series 2006-1
                      GMACM Home Equity Loan Trust 2006-HE1
                      GMACM Home Equity Loan Trust 2006-HE2
                      GMACM Home Equity Loan Trust 2006-HE3
                      GMACM Home Equity Loan Trust 2006-HE4
                      GMACM Home Equity Loan Trust 2006-HE5
                        GMACM Home Loan Trust 2006-HLTV1
                       GMACM Mortgage Loan Trust 2006-AR2
                            GS Auto Loan Trust 2006-1
                          GSAA Home Equity Trust 2006-1
                         GSAA Home Equity Trust 2006-12
                          GSAA Home Equity Trust 2006-3
                          GSAA Home Equity Trust 2006-5
                          GSAA Home Equity Trust 2006-6
                          GSAA Home Equity Trust 2006-9
                         GSR Mortgage Loan Trust 2006-4F
                    Honda Auto Receivables 2006-1 Owner Trust
                     IXIS Real Estate Capital Trust 2006-HE1
                     IXIS Real Estate Capital Trust 2006-HE2
                J.P. Morgan Mortgage Acquisition Corp. 2006-FRE1
                J.P. Morgan Mortgage Acquisition Corp. 2006-FRE2
                 J.P. Morgan Mortgage Acquisition Corp. 2006-HE1
                J.P. Morgan Mortgage Acquisition Corp. 2006-WMC1
                J.P. Morgan Mortgage Acquisition Trust 2006-ACC1
                 J.P. Morgan Mortgage Acquisition Trust 2006-CH1
                 J.P. Morgan Mortgage Acquisition Trust 2006-CH2
                 J.P. Morgan Mortgage Acquisition Trust 2006-CW1
                 J.P. Morgan Mortgage Acquisition Trust 2006-HE2
                 J.P. Morgan Mortgage Acquisition Trust 2006-HE3
                 J.P. Morgan Mortgage Acquisition Trust 2006-NC1
                 J.P. Morgan Mortgage Acquisition Trust 2006-NC2
                 J.P. Morgan Mortgage Acquisition Trust 2006-RM1
                J.P. Morgan Mortgage Acquisition Trust 2006-WMC2
                J.P. Morgan Mortgage Acquisition Trust 2006-WMC3
                J.P. Morgan Mortgage Acquisition Trust 2006-WMC4
                    Nationstar Home Equity Loan Trust 2006-B
                   Newcastle Mortgage Securities Trust 2006-1
                 NovaStar Mortgage Funding Trust, Series 2006-1
                 NovaStar Mortgage Funding Trust, Series 2006-2
                 NovaStar Mortgage Funding Trust, Series 2006-3
                NovaStar Mortgage Funding Trust, Series-2006-MTA1
                Origen Manufactured Housing Contract Trust 2006-A
                 Ownit Mortgage Loan Trust, Series 2006-1 Trust
                 Popular ABS Mortgage Pass-Through Trust 2006-A
                 Popular ABS Mortgage Pass-Through Trust 2006-B
                 Popular ABS Mortgage Pass-Through Trust 2006-C
                 Popular ABS Mortgage Pass-Through Trust 2006-D
                 Popular ABS Mortgage Pass-Through Trust 2006-E
                           RAAC Series 2006-SP1 Trust
                           RAAC Series 2006-SP2 Trust
                           RAAC Series 2006-SP3 Trust
                           RAMP Series 2006-RS1 Trust
                           RAMP Series 2006-RS2 Trust
                           RAMP Series 2006-RS3 Trust
                           RAMP Series 2006-RS4 Trust
                           RAMP Series 2006-RS5 Trust
                           RAMP Series 2006-RZ1 Trust
                           RAMP Series 2006-RZ2 Trust
                           RAMP Series 2006-RZ3 Trust
                           RAMP Series 2006-RZ4 Trust
                          RFMSII Series 2006-HSA1 Trust
                      The Home Equity Loan Trust 2006-HSA2
                      The Home Equity Loan Trust 2006-HSA3
                      The Home Equity Loan Trust 2006-HSA4
                      The Home Equity Loan Trust 2006-HSA5
                          The Home Loan Trust 2006-HI1
                          The Home Loan Trust 2006-HI2
                          The Home Loan Trust 2006-HI3
                          The Home Loan Trust 2006-HI4
                          USAA Auto Owner Trust 2006-1
                          USAA Auto Owner Trust 2006-2

                                  EXHIBIT 33.4
                                ----------------
                Management's Report on Assessment of Compliance
                       with Applicable Servicing Criteria
          J.P. Morgan Trust Company, National Association, as Custodian

     J.P. Morgan Trust Company, National Association (the "Asserting Party") is responsible for assessing compliance as of September 30, 2006 and for the period from January 1, 2006 through September 30, 2006 (the "Reporting Period"), with the servicing criteria set forth in Title 17, Section 229.1122 (d) of the Code of Federal Regulations (the "CFR"), to the extent required by the related transaction agreements excluding the criteria set forth in 17 CFR 229.1122(d)
(1)(i)-(iv),  (2)(i)-(vii),  (3)(i)-(iv), and (4)(iii)-(xv), which the Asserting
Party has concluded are not applicable to the activities it performs with respect to the asset-backed securitization transactions covered by this report such criteria, after giving effect to the exclusions identified above, the "Applicable Servicing Criteria"). This report covers the asset-backed securities transactions backed by residential mortgages and home equity loans, for which transactions the Asserting Party acts as Custodian, that were registered with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, where the related asset-backed securities were issued during the Reporting Period (the "Platform"), as listed in Appendix A.

     The Asserting Party has (i) used the criteria set forth in 17 CFS 229.1122(d) to assess the compliance by the Asserting Party with the Applicable Servicing Criteria for the Reporting Period and (ii) concluded that the Asserting Party has complied, in all material respects, with the Applicable Servicing Criteria as of September 30, 2006 and for the Reporting Period with respect to the Platform, taken as a whole.

     PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an attestation report for the Platform, on our assessment of compliance with the Applicable Servicing Criteria as of September 30, 2006 and for the Reporting Period as set forth in this report.

J.P. Morgan Trust Company, National Association, as Custodian

/s/ Kelly A. Mathieson, Managing Director
-----------------------------------------
Date:  March 1, 2007


                                   Appendix A
                                ----------------

                      Centex Home Equity Loan Trust 2006-A
              CS Mortgage Pass-Through Series Trust 2006-CF1 Trust
                              GSAMP Trust 2006-HE1
                              GSAMP Trust 2006-HE3
                              GSAMP Trust 2006-HE4
                              GSAMP Trust 2006-HE5
                              GSAMP Trust 2006-S3
                         Home Equity Asset Trust 2006-1
                         Home Equity Asset Trust 2006-3
                         Home Equity Asset Trust 2006-4
                         Home Equity Asset Trust 2006-5
                         Home Equity Asset Trust 2006-6
                    Home Equity Mortgage Trust Series 2006-1
                       Home Equity Mortgage Series 2006-2
                J.P. Morgan Mortgage Acquisition Corp. 2006-ACC1
                J.P. Morgan Mortgage Acquisition Corp. 2006-CW1
                J.P. Morgan Mortgage Acquisition Corp. 2006-CW2
                J.P. Morgan Mortgage Acquisition Corp. 2006-FRE1
                J.P. Morgan Mortgage Acquisition Corp. 2006-FRE2
                J.P. Morgan Mortgage Acquisition Corp. 2006-HE1
                J.P. Morgan Mortgage Acquisition Corp. 2006-HE2
                J.P. Morgan Mortgage Acquisition Corp. 2006-NC1
                J.P. Morgan Mortgage Acquisition Corp. 2006-NC2
                J.P. Morgan Mortgage Acquisition Corp. 2006-RM1
                J.P. Morgan Mortgage Acquisition Corp. 2006-WMC3
                J.P. Morgan Mortgage Acquisition Corp. 2006-WF1
                J.P. Morgan Mortgage Acquisition Corp. 2006-WMC1
                J.P. Morgan Mortgage Acquisition Corp. 2006-WMC2
                   Morgan Stanley Mortgage Loan Trust 2006-11
                  Morgan Stanley Mortgage Loan Trust 2006-1AR
                   Morgan Stanley Mortgage Loan Trust 2006-2
                  Morgan Stanley Mortgage Loan Trust 2006-3AR
                  Morgan Stanley Mortgage Loan Trust 2006-5AR
                  Morgan Stanley Mortgage Loan Trust 2006-6AR
                   Morgan Stanley Mortgage Loan Trust 2006-7R
                  Morgan Stanley Mortgage Loan Trust 2006-8AR
                  Morgan Stanley Mortgage Loan Trust 2006-9AR
                    Nationstar Home Equity Loan Trust 2006-B
                  Opteum Mortgage Acceptance Corp Trust 2006-1
                  Opteum Mortgage Acceptance Corp Trust 2006-2
 Origen Manufactured Housing Contract Trust Collaterialized Notes/Series 2006-A

                                  EXHIBIT 34.1
                                ----------------
             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee and Board of Directors
Origen Financial L.L.C.

We have examined management's assertion, included in the accompanying Report on Assessment of Compliance with SEC Regulation AB Servicing Criteria ("Management's Report"), that Origen Financial L.L.C. Inc. (the "Company") complied with the servicing criteria set forth in Item 1122(d) of the U.S. Securities and Exchange Commission's Regulation AB for the publicly issued asset-backed securities issued on or after January 1, 2006 for the Origen Manufactured Housing Loans Platform (the "Platform") as of December 31, 2006 and for the period from August 25, 2006 through December 31, 2006, excluding criteria 1122(d)(1)(iii), 1122(d)(3)(ii) and 1122(d)(3)(iii) which management has determined is not applicable to the activities performed by the Company with respect to the Platform. The Platform consists of the asset-backed transactions and securities defined by management in Management's Report. Management is responsible for the Company's compliance with the applicable servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the applicable servicing criteria for the Platform based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria for the Platform and performing such other procedures as we considered necessary in the circumstances. Our examination included testing selected asset-backed transactions and securities constituting the Platform and evaluating whether the Company performed servicing activities related to those transactions and securities in compliance with the applicable servicing criteria for the period covered by this report. Accordingly, our testing may not have included servicing activities related to each asset-backed transaction or security constituting the Platform. Further, our examination was not designed to detect material noncompliance that may have occurred prior to the period covered by this report and that may have affected the Company's servicing activities during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the applicable servicing criteria.

As described in Management's Report, the Company engaged various vendors to perform servicing activities servicing activities with respect to criteria 1122(d)(2)(i). The Company determined that each vendor is not considered a "servicer," as that term is defined in Item 1101(j) of Regulation AB, and therefore, the Company is assuming responsibility for compliance with such servicing criteria applicable to each vendor's servicing activities. In accordance with Regulation AB and its related interpretations, the requirement for management to assess compliance with the servicing criteria applicable to a vendor's activities is satisfied if the Company has instituted policies and procedures to monitor whether such vendor's activities comply in all material respects with such criteria. Compliance with the applicable servicing criteria is achieved if those policies and procedures are designed to provide reasonable assurance that such vendor's activities comply with such criteria and those policies and procedures are operating effectively for the period covered by Management's Report. Our examination does not provide a legal determination of whether a vendor is or is not considered a servicer, and therefore, on whether the Company, in its Management Report, is eligible to elect to take responsibility for assessing compliance with the servicing criteria applicable to each vendor's servicing activities.

In our opinion, management's assertion that Origen Financial L.L.C. complied with the aforementioned applicable servicing criteria as of December 31, 2006 and for the period from August 25, 2006 through December 31, 2006 for the Origen Manufactured Housing Loans Platform is fairly stated, in all material respects.


/s/ Grant Thornton LLP
----------------------
Southfield, Michigan
March 15, 2007

                                  EXHIBIT 34.2
                                ----------------
             Report of Independent Registered Public Accounting Firm
          The Bank of New York and The Bank of New York Trust Company,
                       as Indenture Trustee and Custodian

ERNST & YOUNG                                      Ernst & Young LLP
                                                   5 Times Square
                                                   New York, New York 10036-6530

                                                   Phone: (212) 773-3000
                                                   www.ey.com


Board of Directors
The Bank of New York

We have examined management's assertion, included in the accompanying Management's Report on Assertion of Compliance with Applicable Servicing Criteria that The Bank of New York and The Bank of New York Trust Company, N.A., (collectively, the "Company"), complied with the servicing criteria set forth in
Item 1122(d) of the Securities and Exchange Commission's Regulation AB for the publicly issued (i.e. transaction-level reporting initially required under the Securities and Exchange Act of 1934, as amended) residential mortgage-backed securities and other mortgage-related asset-backed securities issued on or after January 1, 2006 (and like-kind transactions issued prior to January 1, 2006) for which the Company provides trustee, securities administration, paying agent, or custodial services (the "Platform") as of and for the year ended December 31, 2006 except for criteria 1122(d)(1)(ii)-(iv), and 1122(d)(4)(iv)-(xiii), which the Company has determined are not applicable to the activities performed by them with respect to the servicing Platform covered by this report. The Platform includes like-kind transactions for which the Company provided trustee, securities administration, paying agent or custodial services as a result of the Company's acquisition as of October 1, 2006 of portions of JPMorgan Chase Bank, N.A.'s corporate trust business, including structured finance agency and trust transactions. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants, as adopted by the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual transactions and securities that comprise the platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria and as permitted by the Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone
Interpretations ("Interpretation 17.06"). Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as applicable, as of and for the year ended December 31, 2006 for the Platform, is fairly stated, in all material respects.

                                                /s/ Ernst & Young LLP

March 1, 2007

                                  EXHIBIT 34.3
                                ----------------
             Report of Independent Registered Public Accounting Firm
                 JPMorgan Chase Bank, N.A., as Indenture Trustee

                                                   PricewaterhouseCoopers LLP
                                                   PricewaterhouseCoopers Center
                                                   300 Madison Avenue
                                                   New York NY  10017
                                                   Telephone (646)471-3000
                                                   Facsimile (813)286-6000

             Report of Independent Registered Public Accounting Firm


To the Board of Directors of JPMorgan Chase Bank, National Association

We have examined  JPMorgan Chase Bank,  National  Association's  (the "Company")
compliance with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB as of September 30, 2006 and for the period from January 1, 2006 to September 30, 2006 (the "Reporting Period") for the asset-backed securities transactions backed by residential mortgages, home equity loans, auto loans, credit card receivables, dealer floor plans, retail installment contracts and manufactured housing contracts that were registered with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, where the related asset-backed securities were outstanding during the Reporting Period (the "Platform") described in the accompanying Management's Report on Assessment of Compliance with Applicable Servicing Criteria, excluding criteria 1122(d)(1)(ii)-(iv), 1122(d)(2)(iii), 1122(d)(2)(vi), 1122(d)(4)(i)-(ii), and 1122(d)(4)(iv)-(xiv), which the Company has determined are not applicable to the servicing activities performed by it with respect to the Platform. Appendix A to management's assertion identifies the individual asset-backed transactions and securities defined by management as constituting the Platform. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of selected asset- backed transactions and securities that comprise the Platform, testing of selected servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the applicable servicing criteria. Our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to detect noncompliance arising from errors that may have occurred prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

Our examination disclosed the following material noncompliance with the servicing criteria set forth in Items 1122(d)(3)(i) and 1122(d)(3)(ii) of Regulation AB applicable to the Company during the period from January 1, 2006 to September 30, 2006. Certain monthly investor reports omitted information required by the transaction agreements and/or contained errors in the information presented and certain monthly investor distributions contained errors as to the amounts due to certain investors.

In our opinion, except for the material noncompliance described in the preceding paragraph, JPMorgan Chase Bank, National Association complied with the aforementioned applicable servicing criteria as of and for the period ended September 30, 2006 for the Platform, in all material respects.


/s/ PricewaterhouseCoopers LLP
-------------------------------
New York, New York
March 14, 2007


                                                   PricewaterhouseCoopers LLP
                                                   PricewaterhouseCoopers Center
                                                   300 Madison Avenue
                                                   New York NY  10017
                                                   Telephone (646)471-3000
                                                   Facsimile (813)286-6000

             Report of Independent Registered Public Accounting Firm

To the Board of Directors of JPMorgan Chase Bank, National Association

We have examined management's assertion, included in the accompanying Management's Report on Assessment of Compliance with Applicable Servicing Criteria, that JPMorgan Chase Bank, National Association (the "Company") complied with the servicing criteria set forth in Item 1122(d)of the Securities and Exchange Commission's Regulation AB as of December 31, 2006 and for the period from October 1, 2006 to December 31, 2006 (the "Reporting Period") for the asset-backed securities transactions backed by residential mortgages, home equity loans, auto loans, credit cards, dealer floor plans, retail installment contracts and manufactured housing contacts, that were registered with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, where the related asset-backed securities were outstanding during the Reporting Period (the "Platform"), excluding criteria 1122(d)(1)(i)-(iv), 1122(d)(2)(i)-(iv), 1122(d)(3)(i)-(iv) and 1122(d)(4)(i)-(xv), which the Company has determined are not applicable to the servicing activities performed by it with respect to the Platform. Appendix A to management's assertion identifies the individual asset-backed transactions and securities defined by management as constituting the Platform. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on management's assertion based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of selected asset- backed transactions and securities that comprise the Platform, testing of selected servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the applicable servicing criteria. Our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to detect noncompliance arising from errors that may have occurred prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the JPMorgan Chase Bank, National Association complied with the aforementioned applicable servicing criteria as of and for the period ended December 31, 2006 for the Platform is fairly stated, in all material respects.


/s/ PricewaterhouseCoopers LLP
-------------------------------
New York, New York
March 12, 2007

                                  EXHIBIT 34.4
                                ----------------
             Report of Independent Registered Public Accounting Firm
          J.P. Morgan Trust Company, National Association, as Custodian

                                                PricewaterhouseCoopers LLP
                                                PricewaterhouseCoopers Center
                                                300 Madison Avenue
                                                New York, NY  10017
                                                Telephone (646)471 3000
                                                Facsimile (813)286 6000


To the Board of Directors of J.P. Morgan Trust Company, National Association:

We have examined management's assertion, included in the accompanying Management's Report on Assessment of Compliance with Applicable Servicing Criteria, that J. P. Morgan Trust Company, National Association (the "Company") complied with the servicing criteria set forth in Item 1122(d)of the Securities and Exchange Commission's Regulation AB for asset-backed securities transactions backed by residential mortgages and home equity loans, for which the Company acts as Custodian (the "Platform"), as of September 30, 2006 and for the period from January 1, 2006 to September 30, 2006 excluding criteria 1122(d)(1)(i)-(iv), (2)(i)-(iv), (3)(i)-(iv), and (4)(iii)-(xv), which the
Company has determined are not applicable to the activities performed by it with respect to the Platform. Appendix A to the management's assertion identifies the individual asset-backed transactions and securities defined by management as constituting the Platform. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on management's assertion based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of selected asset- backed transactions and securities that comprise the Platform, testing of selected servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the applicable servicing criteria. Our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to detect noncompliance arising from errors that may have occurred prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned applicable servicing criteria as of and for the year ended September 30, 2006 for the Platform is fairly stated, in all material respects.

/s/ PricewaterhouseCoopers LLP
------------------------------
March 1, 2007

                                  EXHIBIT 35.1
                                ----------------

                              OFFICER'S CERTIFICATE
                    REGARDING ANNUAL STATEMENT OF COMPLIANCE

Origen Manufactured Housing Contract Trust Collateralized Notes, Series 2006-A

     I, W. Anderson Geater, hereby certify that I am a duly appointed Chief Financial Officer of Origen Financial L.L.C. (the "Servicer") and further certify as follows:

     1. This certification is being made pursuant to the terms of the Servicing Agreement, dated as of August 1, 2006 (the "Servicing Agreement"), among Origen Manufactured Housing Contract Trust 2006-A, as Issuing Entity, the Servicer, as Servicer, Origen Servicing, Inc. as subservicer (the "Subservicer"), and Bank of New York, as indenture trustee.

     2. I have reviewed the activities of the Servicer and the Subservicer during the preceding year and the Servicer's performance (and the Subservicer's performance on the Servicer's behalf) under the Servicing Agreement and to the best of my knowledge, based on such review, each of the Servicer and Subservicer has fulfilled all of its obligations under the Servicing Agreement throughout the year.

     Capitalized terms not otherwise defined herein have the meanings set forth in the Servicing Agreement.


     By:     /s/ W. Anderson Geater, Jr.
             ---------------------------------

     Name:   W. Anderson Geater, Jr.
     Title:  Chief Financial Officer
     Date:   March 7, 2007


          I, David C. Daugherty, a Controller of Origen Financial L.L.C., hereby certify that W. Anderson Geater is a duly elected, qualified, and acting Chief Financial Officer of Origen Financial L.L.C. and that the signature appearing above is his genuine signature.

          IN WITNESS WHEREOF, the undersigned has executed this Certificate as of March 7, 2007.

     By:     /s/ David C. Daugherty
             ---------------------------------
     Name:   David C. Daugherty
     Title:  Controller